Form 10QSB
period 2000-06-30
KENROY COMMUNICATIONS CORP
filed 2000-09-22
CIK 1080772

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
Commission File No. 000-31131






                KENROY COMMUNICATIONS CORP., INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0421459
(State of organization) (I.R.S. Employer Identification No.)

1350 E. Flamingo Rd., Suite 688, Las Vegas, NV 89119
(Address of principal executive offices)

Registrant's telephone number, including area code 702-521-3331

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 3,000,000 shares of common stock outstanding as of June
30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Audited financial statements for the period ending June 30, 2000.

                TABLE OF CONTENTS


                                                              Page Number

INDEPENDENT ACCOUNTANT'S REPORT ....................             1

FINANCIAL STATEMENT

          Balance                                                 2
         Sheets..................................

          Statements of Operations and Deficit
             Accumulated During the Development Stage             3
         .......

          Statement of Changes in Stockholders'                   4
         Equity .....

          Statements of Cash Flows                                5
         .....................

          Notes to the Financial Statements                       6
         ...............


                 INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Kenroy Communications Corp.
Las Vegas, Nevada

 I have audited the accompanying balance sheets of Kenroy Communications Corp. (a development stage company) as of June 30, 2000, and June 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 31, 1998, (date of inception) to June
30, 2000.  These    statements are the responsibility of Kenroy
Communications Corp.'s   management.  My responsibility is to
express an opinion on these financial statements based on my audit.

 I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

 In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Kenroy Com- munications Corp. as of June 30, 2000, and June 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, in conformity with generally accepted accounting principles.

David Coffey, C. P. A.
Las Vegas, Nevada
August 11, 2000
KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                                    June 30, 2000  June 30,
                                                                     1999

ASSETS

Cash                                                   $       41     $         41
                                                         --------        --------
 Total Assets                                         $       41     $         41
                                                         =              =

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                      $    3,400     $        400
                                                         --------        --------
 Total Liabilities                                         3,400              400

Stockholders' Equity
  Common stock, authorized 50,000,000
  shares at $.001 par value, issued and
  outstanding 220,000 shares and
  200,000 shares, respectively                             220              200
  Additional paid-in capital                              4,630            3,650
  Deficit accumulated during the
  development stage                                     (8,209)          (4,209)
                                                         --------        --------
Total Stockholders' Equity                             (3,359)            (359)


 Total Liabilities and Stockholders' Equity         $       41     $         41
                                                         =              =

The accompanying notes are an integral part of these financial statements.

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                                              From Inception,
                             Jan. 1, 2000,  Jan. 1, 1999,     Dec. 31, 1998,
                                  to              to               to
                                  June 30, 2000    June 30, 1999    June 30, 2000
                                    ---------        ---------       -----------
 Income                         $             0 $              0                 0

 Expenses
  Organizational expense                    0                0               400
  Office and administrative                0            3,750             3,750
  Office expenses                            0               59                59
  Professional fees                      3,000                0             4,000
                                     ----------       ---------        ---------
 Total expenses                          3,000            3,809             8,209

 Net loss                               (3,000)          (3,809) $         (8,209)
                                                                     =
 Retained earnings,
 beginning of period                   (5,209)            (400)
                                      ---------       ----------
 Deficit accumulated during
 the development stage        $       (8,209) $        (4,209)
                                     ==========      ============


 Earnings ( loss ) per
share
  assuming dilution:
 Net loss                       $        (0.01) $         (0.02) $          (0.04)
                                     ==========         =========      ==========
 Weighted average shares
 outstanding                          220,000          166,667           228,947
                                              =       ==========     ===========

The accompanying notes are an integral part of these financial statements.

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 1998,  ( Date of Inception ) TO
JUNE 30, 2000

                              Common Stock      Additional    Total
                           Shares          Amount        Paid-in
                                                         Capital
                           -----           -----         -----           -----
                                        $             $              $
Balance,
December 31, 1998           --------       -------   ----------     --------

Issuance of common
stock for cash
December, 1998               100,000           100            0          100

Less net loss                      0             0            0        (400)
                           ---------       -------     --------     --------
Balance,
December 31, 1998            100,000           100            0        (300)

Issuance of common
stock for cash
March, 1999                  100,000           100        9,900       10,000

Less offering costs                0             0      (9,250)      (9,250)

Issuance of common
stock for cash
September, 1999               15,000            15        2,985        3,000

Issuance of common
stock for cash
November, 1999                 5,000             5          995        1,000

Less net loss                      0             0            0      (4,809)
                             -------      --------     --------      -------
Balance,
December 31,1999             220,000           220        4,630        (359)

Less net loss                      0             0            0      (3,000)
                             -------      --------     --------      -------
Balance,
June 30, 2000                220,000   $       220 $      4,630  $   (3,359)
                              ========     =========    ========== =========

The accompanying notes are an integral part of these financial statements

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )



                                                           From Inception,
                               Jan. 1, 2000,      Jan. 1, 1999,    Dec. 31, 1998,
                          to                to              to
                               June 30, 2000      June 30, 1999    June 30, 2000
                                  ---------       ---------       --------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                     $      (3,000)   $      (3,809) $        (8,209)
Non-cash items included in            0                0                0
net loss
Adjustments to reconcile
net loss to
   cash used by operating
activity
 Accounts payable                   3,000                0            3,400
                                     ------           ------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES                 0          (3,809)          (4,809)

CASH FLOWS USED BY
INVESTING ACTIVITIES                    0                0                0
                                     ------           ------
  NET CASH USED BY
  INVESTING ACTIVITIES                 0                0                0

CASH FLOWS FROM FINANCING
ACTIVITIES
 Sale of common                         0              100              220
stock
 Paid-in capital                         0            3,650           13,880
 Less offering costs                    0                0          (9,250)
                                     ------           ------
  NET CASH PROVIDED BY
  FINANCING ACTIVITIES                 0            3,750            4,850
                                     ------           ------         --------
  NET INCREASE IN CASH                 0             (59) $             41
                                                                     ========
CASH AT BEGINNING OF                 41              100
PERIOD
                                     ------           ------
  CASH AT END OF PERIOD   $           41   $           41


The accompanying notes are an integral part of these financial statements.

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2000, AND JUNE 30, 1999

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on December 31, 1998, under the laws of the State of Nevada. The business purpose of the Company is to develop computer software for the enhancement of communications.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B    OFFERING COSTS

Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C    EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D    STOCK OFFERINGS

In March of 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for $10,000. The proceeds were to be used for software development and for working capital.

In September of 1999, the Company sold 15,000 shares of its common stock at $.20 per share for a total of $3,000. The proceeds were to be used for working capital.

In November of 1999, the Company sold 5,000 shares of its common stock at $.20 per share for a total of $1,000. The proceeds were to be used for working capital.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB filed with the SEC on July 24, 2000. The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                            Employees

The Company's only employee at the present time is its sole officer and director, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 220,000 shares of common stock issued and outstanding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:  None

27 Financial Data Schedule

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Kenroy Communications Corp., Inc.



                           By: /s/ Ken Royceton
                              Ken Royceton,
                              President/Secretary/Treasurer



                           Date: September 21, 2000