Form 10QSB
period 2000-09-30
KENROY COMMUNICATIONS CORP
filed 2000-11-22
CIK 1080772

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File No. 000-31131






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

There are 220,000 shares of common stock outstanding as of September 30, 2000.

                 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The Audited financial statements for the period ending September 30, 2000.
               TABLE OF CONTENTS


                                          Page Number

INDEPENDENT ACCOUNTANT'S REPORT            1

FINANCIAL STATEMENT

       Balance Sheets                      2

       Statements of Operations
      and Deficit
       Accumulated During the              3
      Development Stage

       Statement of Changes in             4
      Stockholders' Equity

       Statements of Cash Flows            5

       Notes to the Financial              6
      Statements



INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Kenroy Communications Corp.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Kenroy Communications Corp. (a development stage company) as of September. 30, 2000, and September 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 31, 1998, (date of inception) to September 30, 2000.These statements are the responsibility of Kenroy Communications Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Kenroy Communications Corp. as of September 30, 2000, and September 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, in conformity with generally accepted accounting principles.

David Coffey, C. P. A.
Las Vegas, Nevada
October 24, 2000


KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                           September 30,    September 30,
                                               2000              1999
                                            -----------       ----------
ASSETS

Cash                                            $    41             $   41
                                             ----------          ---------
    Total Assets                                $    41             $   41
                                             ==========         ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                              $   4,400          $     400
                                              ---------          ---------
    Total Liabilities                             4,400                400

Stockholders' Equity
  Common stock, authorized 50,000,000
   shares at $.001 par value, issued
and
   outstanding 220,000 shares and
   215,000 shares, respectively                     220                215
  Additional paid-in capital                      4,630              3,635
  Deficit accumulated during the
   development stage                            (9,209)            (4,209)
                                              ---------         ----------
                Total Stockholders'             (4,359)              (359)
               Equity


  Total Liabilities
  and Stockholders' Equity                   $       41         $       41
                                             ==========         ==========

The accompanying notes are an integral part of these financial statements.
                               -2-

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                                                 From
                                                              Inception,
                              Jan. 1, 2000,  Jan. 1, 1999,    Dec. 31, 1998,
                                  to             to               to
                              Sept. 30, 2000 Sept. 30, 1999   Sept. 30, 2000
                              --------------  ------------    -------------
Income                           $        0      $        0     $       0

Expenses
  Organizational                          0                0           400
expense
  Office and                              0            3,750         3,750
administrative
  Office                                  0               59            59
expenses
  Professional                        4,000                0         5,000
fees
                                -----------       ----------    ----------
Total expenses                        4,000            3,809         9,209

Net loss                            (4,000)          (3,809)     $ (9,209)
                                                                ==========
Retained
earnings,
beginning of                        (5,209)            (400)
period
                                -----------       ----------
Deficit accumulated
during the
development stage                $  (9,209)        $ (4,209)
                                ===========       ==========


Earnings ( loss )
 per share
 assuming dilution:
Net loss                        $   (0.02)        $  (0.02)       $ (0.05)
                               ===========       ==========     ==========
Weighted average shares
outstanding                        220,000          177,777        197,727
                               ===========       ==========     ==========

The accompanying notes are an integral part of these financial statements.
                               -3-

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 31, 1998,  ( Date of Inception ) TO
SEPTEMBER 30, 2000

                                  Common Stock             Additional      Total
                                     Shares      Amount      Paid-in
                                                             Capital
                                    ---------  ----------   ---------    ---------
                                                   $            $             $
Balance,
December 31,                             ----       ----         ----         ----
1998

Issuance of common stock for
cash
December, 1998                        100,000        100            0          100

Less net loss                               0          0            0        (400)
                                     --------   --------     --------     --------
Balance,
December 31,                          100,000        100            0        (300)
1998

Issuance of common stock for
cash
March, 1999                           100,000        100        9,900       10,000

Less offering                               0          0      (9,250)      (9,250)
costs

Issuance of common stock for
cash
September, 1999                        15,000         15        2,985        3,000

Issuance of common stock for
cash
November, 1999                          5,000          5          995        1,000

Less net loss                               0          0            0      (4,809)
                                     --------   --------     --------     --------
Balance,
December 31,1999                      220,000        220        4,630        (359)

Less net loss                               0          0            0      (4,000)
                                     --------   --------     --------     --------
Balance,
September 30,                         220,000    $   220     $  4,630    $ (4,359)
2000
                                     ========   ========     ========     ========

The accompanying notes are an integral part of these financial statements
                              - 4 -

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                                                  From Inception,
                                  Jan. 1, 2000,    Jan. 1, 1999,  Dec. 31, 1998,
                                    to              to              to
                                  Sept. 30, 2000  Sept. 30, 1999  Sept. 30, 2000
                                 ---------------  --------------  ---------------
                                    --               -
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                            $   (4,000)        $ (3,809)       $ (9,209)
Non-cash items included                       0                0               0
 in net loss
Adjustments to reconcile
 net loss to cash used
 by operating activity
  Accounts payable                        4,000                0           4,400
                                   ------------       ----------      ----------
     NET CASH PROVIDED BY
     OPERATING ACTIVITIES                     0          (3,809)         (4,809)

CASH FLOWS USED BY
INVESTING ACTIVITIES                          0                0               0
                                   ------------       ----------      ----------
     NET CASH USED BY
     INVESTING ACTIVITIES                     0                0               0

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common                              0              115             220
stock
  Paid-in capital                             0           12,885          13,880
  Less offering  cost                         0          (9,250)         (9,250)
                                   ------------       ----------      ----------
     NET CASH PROVIDED BY
     FINANCING ACTIVITIES                     0            3,750           4,850
                                   ------------       ----------      ----------
     NET INCREASE IN CASH                     0             (59)       $      41
                                                                       ==========
CASH AT BEGINNING OF PERIOD                  41              100
                                   ------------       ----------
     CASH AT END OF PERIOD          $        41       $      41
                                   ============       ==========

The accompanying notes are an integral part of these financial statements.
                              - 5 -
KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )

NOTES TO THE FINANCIAL STATEMENTS
September 30, 2000, AND September 30, 1999

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

NOTE D    STOCK OFFERINGS

          In March of 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for $10,000.The proceeds were to be used for software development and for working capital.

          In  September  of 1999, the Company sold 15,000  shares
          of  its  common stock at $.20 per share for a total  of
          $3,000.   The  proceeds were to  be  used  for  working
          capital.

          In  November of 1999, the Company sold 5,000 shares  of
          its   common  stock at $.20 per share for  a  total  of
          $1,000.The   proceeds  were  to  be  used  for  working
          capital.
                              - 6 -

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

3.1   The  exhibit  consisting  of  the  Company's  Articles   of
Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

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



                           Date: November 21, 2000