Form 10KSB
period 2000-12-31
KENROY COMMUNICATIONS CORP
filed 2001-03-08
CIK 1080772

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission File No. 000-31131





                 KENROY COMMUNICATIONS CORP.
   (Exact name of registrant as specified in its charter)




Nevada                                            88-0421459
(State of organization) (I.R.S. Employer Identification No.)

1350 E. Flamingo Rd., Suite 688, Las Vegas, NV 89119
(Address of principal executive offices)

Registrant's telephone number, including area code (702) 228-4688

Securities registered under Section 12(g) of the Exchange
     Act: Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 2000:
$ 0

As of December 31, 2000, the registrant had 220,000 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2000: N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

None

                           PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                         Background

Kenroy Communications Corp. (the "Company") is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at 1350 E. Flamingo Rd., Suite 688,
Las Vegas, NV 89119.

                     Business of Issuer

The Company was organized to engage in any lawful corporate business. Since its inception, the Company's main activity has been organizational.

                   Previous Business Plan

The Company was originally organized for the purpose of setting up a computer software business. The Company planned to engage in both wholesale and retail distribution of computer software products beginning in Las Vegas, Nevada. The Company was to rely on newspaper advertisements and later use e-commerce to implement its marketing objectives. The Company was intending to utilize direct mailing and e-mail to solicit manufacturers and retailers of products. The Company was unable to raise sufficient funding to pursue that objective, and therefore by resolution abandoned its original business plan on January 1, 2000.

The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

On December 31, 1998, the Company issued 100,000 shares of its common stock to shareholders in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). An additional 100,000 shares were issued to shareholders on February 27, 1999, pursuant to Rule 504 of Regulation D and Nevada Revised Statute 90.490. On September 9, 1999, the Company issued 15,000 shares of its common stock to shareholders in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). On November 9, 1999, the Company issued 5,000 shares of its common stock to shareholders in transactions exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), which made the total issued and outstanding stock 220,000.

The Board of Directors has elected to begin implementing the Company's principal business purpose. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan. Accordingly, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that he/she will not sell his/her respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place his/her respective stock certificate with the Company's legal counsel, who will not release the certificates until a merger or acquisition has been successfully consummated. While management believes that the procedures will suffice, there can be no assurances that they will unequivocally limit any shareholder's ability to sell their respective securities before closing of a transaction.

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

                          Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company neither owns nor leases any real property at this time. The Company does have the use of a limited amount of office space from one of the directors, Vegas Commerce Center at no cost to the Company, and Management expects this arrangement to continue. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying, and similar expenses. This is a verbal agreement between Vegas Commerce Center and the Board of Directors.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
          HOLDERS

No such matters were submitted during the most recent quarter.

                           PART II

ITEM 5.   MARKET  FOR  COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

                     Market Information

The Company's common stock has been registered in a Form SB-2 Filing with the Securities & Exchange Commission. Upon compliance and approval of the Form SB-2 Filing the Company's shares will be registered under the Securities Act of 1933 (the "Act") and will be eligible for sale in the public market on a best efforts basis. Upon compliance and approval of this Form 10-SB Section 12(g) Filing our company will seek to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

                        Shareholders

As of February 23, 2001, there were 46 holders of Company's common stock.

                          Dividends

Kenroy has not paid any dividends on its common stock. Our company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in
Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                 Plan of Operation - General

The Company was originally organized for the purpose of setting up a computer software business. The Company planned to engage in both wholesale and retail distribution of computer software products beginning in Las Vegas, Nevada. The Company was to rely on newspaper advertisements and
later   will  use  e-commerce  to  implement  its  marketing
objectives. The Company was intending to utilize direct mailing and e-mail to solicit manufacturers and retailers of products. The Company was unable to raise sufficient funding to pursue that objective, and therefore abandoned its original business plan.

The Company's current plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

The  Company has insufficient capital with which to  provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.

                  Sources of Opportunities

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

Management, while not especially experienced in matters relating to the new business of the Company, will rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel and accountants, will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, the Company's management has never used outside consultants or advisors in connection with a merger or acquisition.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company.

The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products which may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

                 Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;
     1. the available technical, financial and managerial resources
     2.   working capital and other financial requirements
     3.   history of operation, if any
     4.   prospects for the future
     5.   present and expected competition
     6. the quality and experience of management services which may be available and the depth of that management
     7. the potential for further research, development or exploration
     8. specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company
     9.   the potential for growth or expansion
     10.  the potential for profit
     11. the perceived public recognition or acceptance of products, services or trades
     12.  name identification

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which the Company participates will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. The Company's shareholders must, therefore, depend on Management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to the Company's participation.) Even after the Company's participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by the Company of the related costs incurred.

There is the additional risk that the Company will not find a suitable target. Management does not believe the Company will generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, therefore, no return on an investment in the Company will be realized, and there will not, most likely, be a market for the Company's stock.

                Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise, or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. Once a transaction is complete, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which the Company participates in an opportunity with a target company will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will, in all likelihood, hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

Management has advanced, and will continue to advance, funds which shall be used by the Company in identifying and pursuing agreements with target companies. Management anticipates that these funds will be repaid from the proceeds of any agreement with the target company, and that any such agreement may, in fact, be contingent upon the repayment of those funds.

               Investment Company Act of 1940

Although the Company will be subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

ITEM 7.   FINANCIAL STATEMENTS.

The Audited Financial Statements as of December. 31, 2000, and December 31, 1999
                   TABLE OF CONTENTS


                                                     Page Number

INDEPENDENT ACCOUNTANT'S REPORT                           1

FINANCIAL STATEMENT

        Balance Sheets                                    2


        Statements of Operations and Deficit
           Accumulated During the Development Stage       3


        Statement of Changes in Stockholders' Equity      4


        Statements of Cash Flows                          5


        Notes to the Financial Statements               6-7


David E. Coffey
3651 Lindell Road, Suite I
Las Vegas, NV 89103
____________________________________________________________
Certified Public Accountant



       INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of Kenroy Communications Corp.
Las Vegas, Nevada



I have audited the accompanying balance sheets of Kenroy
Communications Corp. (a development stage company) as of
December. 31, 2000, and December 31, 1999, and the related
statements of operations, cash flows, and changes in
stockholders' equity for the years then ended, as well as
the cumulative period from December 31, 1998 (date of
inception) to December 31, 2000.  These statements are the
responsibility of Kenroy   Communications Corp.'s
management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Kenroy Communications Corp. as of December 31, 2000, and December 31, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, in conformity with generally accepted accounting principles.



David E. Coffey, C. P. A.
Las Vegas, Nevada
February 16, 2001

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                                  December 31,    December 31,
                                                      2000            1999
                                                 -------------    ------------
ASSETS

Cash                                                 $      41       $       41
                                                     ---------       ----------
   Total Assets                                             41               41
                                                    ==========       ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                         5,400              400
                                                     ---------       ----------
   Total Liabilities                                     5,400              400

Stockholders' Equity
 Common stock, authorized 50,000,000
  shares at $.001 par value, issued and
  outstanding 220,000 shares                               220              220
  Additional paid-in capital                             4,630            4,630
 Deficit accumulated during the
  development stage                                   (10,209)          (5,209)
                                                      --------       ----------
   Total Stockholders' Equity                          (5,359)            (359)


   Total Liabilities and Stockholders'
Equity                                              $       41       $       41
                                                    ==========       ==========

The accompanying notes are an integral part of these financial statements.

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                  Year ended      Year ended      From Inception,
                                                                  Dec. 31, 1998, to
                                  Dec. 31, 2000   Dec. 31, 1999   Dec. 31, 2000
                                  -----------     ------------    ----------------
Income                              $        0        $       0    $        0

Expenses
   Organizational expense                    0                0           400
   Office and administrative                 0            3,750         3,750
    Office expenses                          0               59            59
    Professional fees                    5,000            1,000         6,000
                                   -----------       ----------   -----------
Total expenses                           5,000            4,809        10,209

Net loss                               (5,000)          (4,809)      (10,209)
                                                                  ===========
Retained earnings,
beginning of period                    (5,209)            (400)
                                   -----------      -----------
Deficit accumulated during
the development stage              $  (10,209)      $   (5,209)
                                   ===========      ===========


Earnings ( loss ) per share
 assuming dilution:
Net loss                           $    (0.02)      $    (0.03)   $    (0.05)
                                   ===========      ===========   ===========
Weighted average shares
outstanding                            220,000          189,167       200,400
                                   ===========      ===========   ===========

The accompanying notes are an integral part of these financial statements.

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998,  ( Date of Inception ) TO DECEMBER 31, 2000

                                             Common Stock       Additional    Deficit accumul- Total
                                         Shares        Amount        Paid-in       ated during the
                                                                     Capital       development
                                                                                   stage
                                         ----------    ---------     ----------     -----------     ----------
                                                         $             $              $             $
Balance,
December 31, 1998                              ----           ----         ----            ----         ----

Issuance of common stock for cash
December, 1998                              100,000            100            0               0          100

Less net loss                                     0              0            0           (400)        (400)
                                         ----------     ----------   ----------     -----------   ----------
Balance,
December 31, 1998                           100,000            100            0           (400)        (300)

Issuance of common stock for cash
March, 1999                                 100,000            100        9,900               0       10,000

Less offering costs                               0              0      (9,250)               0      (9,250)

Issuance of common stock for cash
September, 1999                              15,000             15        2,985               0        3,000

Issuance of common stock for cash
November, 1999                                5,000              5          995               0        1,000

Less net loss                                     0              0            0         (4,809)      (4,809)
                                         ----------     ----------   ----------     -----------   ----------
Balance,
December 31,1999                            220,000            220        4,630         (5,209)        (359)

Less net loss                                     0              0            0         (5,000)      (5,000)
                                         ----------     ----------   ----------     -----------   ----------
Balance,
September 30, 2000                         220,000     $      220   $    4,630     $  (10,209)   $  (5,359)
                                         ==========     ==========   ==========     ===========   ==========

The accompanying notes are an integral part of these financial statements

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                   Year ended        Year ended         From Inception,
                                                                     Dec. 31, 1998, to
                                   Dec. 31, 2000     Dec. 31, 1999   Dec. 31, 2000
                                   -------------     ------------    --------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                               $  (5,000)       $ (4,809)      $  (10,209)
Non-cash items included in net                  0               0                0
loss
Adjustments to reconcile net loss
to
 cash used by operating activity
  Accounts payable                          5,000               0            5,400
                                       ----------       ---------      -----------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES                         0         (4,809)          (4,809)

CASH FLOWS USED BY
INVESTING ACTIVITIES                            0               0                0
                                       ----------       ---------      -----------
   NET CASH USED BY
   INVESTING ACTIVITIES                         0               0                0

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                          0             120              220
  Paid-in capital                               0          13,880           13,880
  Less offering costs                           0         (9,250)          (9,250)
                                       ----------       ---------      -----------
   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                         0           4,750            4,850
                                       ----------       ---------        ---------
   NET INCREASE IN CASH                         0            (59)               41
                                                                         =========
CASH AT BEGINNING OF PERIOD                    41             100
                                       ----------       ---------
CASH AT END OF PERIOD                  $       41       $      41
                                       ==========      ==========

The accompanying notes are an integral part of these financial statements.

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999


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

In November of 1999, the Company sold 5,000 shares of its common stock at $.20 per share for a total of $1,000. The proceeds were to be used for working capital.
                            - 6 -




KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND DECEMBER 31, 1999
(continued)

NOTE D    STOCK OFFERINGS (continued)

          All of the above shares were issued pursuant to an exemption from registration requirements under
          Section 4 (2) of the Securities Act.




                            - 7 -


ITEM 8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Since the inception of Kenroy Communications Corp. on December 31, 1998, the principal independent accountant for the Company has neither resigned nor been dismissed.

                          PART III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,   AND
          CONTROL PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position
Ken Royceton                    President/Secretary/Treasurer/
1350 E. Flamingo Rd.,           Director
Suite 688
Las Vegas, NV  89119

Ken Royceton; President/Secretary/Treasurer

Mr.   Royceton   has  worked  as  a  professional   computer
technician independently in Nevada for the past twelve years solving hardware, software and system problems.

There is no family relationship between any of the officers and directors of the Company. The Company's Board of Directors has not established any committees.

ITEM 10.  EXECUTIVE COMPENSATION

The Company's sole officer and director has not received any compensation for his respective services rendered to the Company, nor has he received such compensation in the past. He has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Registrant has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, the Company has no funds available to pay the director. Further, the director is not accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or more members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein. Persons "associated" with management is meant to refer to persons with whom management may have had other business dealings, but who are not affiliated with or relatives of management.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Registrant for the benefit of its employees.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS
          AND MANAGEMENT.

There are no persons known to the Company, as of February 23, 2001, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 13.  EXHIBITS.

EXHIBITS

3.1 The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.
                         SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                           Kenroy Communications Corp.


                           By: /s/ Ken Royceton
                              Ken Royceton, President
                           Date: 03/01, 2001