Form 10QSB
period 2001-03-31
KENROY COMMUNICATIONS CORP
filed 2001-05-18
CIK 1080772

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
Commission File No. 000-31131






                       EHOMEONE.COM, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0421459
(State of organization) (I.R.S. Employer Identification No.)

255 S. Orange Ave., Suite 600, Orlando, FL 32801
(Address of principal executive offices)

Registrant's telephone number, including area code (407) 206-6599

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 10,720,000 shares of common stock outstanding as of May
17, 2001

               PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The  unaudited  financial statements for the  period  ending
March 31, 2001
KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
BALANCE SHEETS

                                                      March 31,     March 31,
                                                        2001           2000
                                                    ------------   -----------
ASSETS

Cash                                              $          41  $          41
                                                     ----------     ----------
   Total Assets                                   $          41  $          41
                                                     ==========     ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                                  $       6,400  $       2,400
                                                     ----------     ----------
   Total Liabilities                                      6,400          2,400

Stockholders' Equity
   Common stock, authorized 50,000,000
    shares at $.001 par value, issued and
    outstanding 220,000 shares                              220            220
   Additional paid-in capital                             4,630          4,630
   Deficit accumulated during the
    development stage                                  (11,209)        (7,209)
                                                     ----------     ----------
       Total Stockholders' Equity                       (6,359)        (2,359)


   Total Liabilities and Stockholders' Equity     $          41  $          41
                                                     ==========     ==========

The accompanying notes are an integral part of these financial statements.
                           -  2  -
KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
( With Cumulative Figures From Inception )

                                 Three months ending March 31,     From Inception
                                          2001            2000     Dec. 31, 1998, to
                                                                    March 31, 2001
                                     -------------    ------------  --------------
Income                            $             0   $           0                0

Expenses
  Organizational expense                        0               0              400
  Office and administrative                     0               0            3,750
  Office expenses                               0               0               59
  Professional fees                         1,000           2,000            7,000
                                     -------------     ------------    -------------
Total expenses                              1,000           2,000           11,209

Net loss                                  (1,000)         (2,000) $       (11,209)
                                                                     =============
Retained earnings,
beginning of period                      (10,209)         (5,209)
                                     -------------     ------------
Deficit accumulated during
the development stage             $      (11,209)   $     (7,209)
                                     =============     ============


Earnings ( loss ) per share
 assuming dilution:
Net loss                          $          0.00   $      (0.01)  $        (0.06)
                                     =============     ============    =============
Weighted average shares
outstanding                               220,000         220,000          202,500
                                     =============     ============    =============

The accompanying notes are an integral part of these financial statements.

KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998,  ( Date of Inception ) TO MARCH 31, 2001

                                            Common Stock         Additional     Deficit accumul-         Total
                                      Shares         Amount      Paid-in        ated during the
                                                                 Capital        development
                                                                                   stage
                                      ----------     -----------    ----------     ------------     ----------
                                                   $             $              $                 $
Balance, December 31, 1998                 ----         ----         ----            ----          ----

Issuance of common stock for cash
December, 1998                           100,000          100            0               0           100

Less net loss                                  0            0            0           (400)         (400)
                                         -------      -------      -------     -----------       -------
Balance, December 31, 1998               100,000          100            0           (400)         (300)

Issuance of common stock for cash
March, 1999                              100,000          100        9,900               0        10,000

Less offering costs                            0            0      (9,250)               0       (9,250)

Issuance of common stock for cash
September, 1999                           15,000           15        2,985               0         3,000

Issuance of common stock for cash
November, 1999                             5,000            5          995               0         1,000

Less net loss                                  0            0            0         (4,809)       (4,809)
                                         -------      -------      -------     -----------       -------
Balance, December 31,1999                220,000          220        4,630         (5,209)         (359)

Less net loss                                  0            0            0         (5,000)       (5,000)
                                         -------      -------      -------     -----------       -------
Balance, December 31, 2000               220,000          220        4,630        (10,209)       (5,359)

Less net loss                                  0            0            0         (1,000)       (1,000)
                                         -------      -------      -------     -----------       -------
Balance, March 31, 2001                  220,000  $       220 $      4,630 $      (11,209) $     (6,359)
                                         =======      =======      =======     ===========       =======

The accompanying notes are an integral part of these financial statements

                                      - 4 -
KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )

                                       Three months ending March 31,   From Inception,
                                            2001           2000        Dec. 31, 1998, to
                                                                          March 31, 2001
                                       -------------    ----------    -------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                             $      (1,000)  $      (2,000) $       (11,209)
Non-cash items included in net                    0               0                0
loss
Adjustments to reconcile net loss
to
 cash used by operating activity
  Accounts payable                            1,000           2,000            6,400
                                          ---------       ---------       ----------
    NET CASH PROVIDED BY
     OPERATING ACTIVITIES                         0               0          (4,809)

CASH FLOWS USED BY
INVESTING ACTIVITIES                              0               0                0
                                          ---------       ---------       ----------
    NET CASH USED BY
     INVESTING ACTIVITIES                         0               0                0

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                            0               0              220
  Paid-in capital                                 0               0           13,880
  Less offering costs                             0               0          (9,250)
                                          ---------       ---------      -----------
    NET CASH PROVIDED BY
     FINANCING ACTIVITIES                         0               0            4,850
                                          ---------       ---------      -----------
    NET INCREASE IN CASH                          0               0 $             41
                                                                         ===========
CASH AT BEGINNING OF PERIOD                      41              41
                                          ---------       ---------
     CASH AT END OF PERIOD           $           41  $           41
                                          =========       =========

The accompanying notes are an integral part of these financial statements.

                            - 5 -
KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001 AND MARCH 31, 2000

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



                              - 6 -


KENROY COMMUNICATIONS CORP.
( A DEVELOPMENT STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2001 AND MARCH 31, 2000
(continued)

NOTE D    STOCK OFFERINGS (continued)

          All of the above shares were issued pursuant to an exemption from registration requirements under Section
          4 (2) of the Securities Act.

NOTE E    SUBSEQUENT EVENTS

          Pursuant to a Share Exchange Agreement effective April 20, 2001, Kenroy Communications Corp. acquired all the outstanding shares of eHomeOne.com, Inc., a Florida corporation, totalling 2,750 shares, for a total of 10,000,000 shares of the Company. Following the acquisition, eHomeOne.com, Inc., was legally dissolved under the laws of the State of Florida on May 4, 2001. On April 24, 2001 the Company amended its Articles of Incorporation to change its name to eHomeOne.com, Inc.









                              - 7 -


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

                        Plan of Operation

Subsequent to the period ending March 31, 2001, the Company elected to begin implementing the begin implementing the business plan of eHomeOne.com, Inc. (Florida), which offers comprehensive real estate education and services necessary for the first time homebuyer to purchase a home successfully and economically.

A substantial amount of time during fiscal year 2000 was spent on the development of the Toolbox and its components. The research and development time and costs consisted primarily of the formation of the various strategic alliances, and the design and production of the Toolbox and its various components. The production costs of the Toolbox are relatively nominal, and therefore the R & D costs are not substantially borne by the Company's customers.

The Company anticipates that it will be hiring additional employees as necessary. These employees will serve in a variety of capacities, and include customer service representatives, consultants, accounting staff, and general administrative. The number of such employees and their hire dates is dependent upon the Company's financing and growth.

The five year financial projections have been prepared based upon the Company's experience and success, the estimated potential
Toolbox and Fast Track Program sales, ongoing membership dues, and affiliate fees.

1.   Sources of Revenue & Expenses

  A.Sale of Toolbox The Company will market its Toolbox for $39.95 per unit.

  B.Fast  Track  Program  The Company will market  a  Fast  Track
     Program to its Toolbox purchasers. The Company will perform all of the necessary tasks and functions related to home purchase for the customer, and the cost of this Program is $395.

  C.Annual Membership Dues Customers who purchase the Toolbox will automatically be enrolled for a membership in the Company, and be billed $19.95 per month for this membership, with the first two months free.

  D.Affiliate Fees The Company will receive ongoing monthly and percentage fees for each home purchase from the various respective affiliates, in addition. to the initial fee paid to the Company at the formation of the affiliation.

  E.Mortgage Fees The Company will receive three percent of the mortgage amount for all mortgages generated through the Company.

  F.Management  Fees  Management  fees  reflect  the   costs   of
     overhead and executive supervision charged by Dynetech for shared services and executive supervision within the Company. Examples would be salaries, rent, local telephone and electricity.

  G.Salary Expense The initial monthly salary expense for the Company will be $30,000. This includes all of the executive and staff compensation necessary for operations.

  H.Employee  Benefits  Employee benefits  are  reflected  at  25 percent of gross salary.

  I.Telephone The Company will incur long distance telephone charges for inbound and outbound calls to its clients and potential clients.

  J.Miscellaneous Expense Miscellaneous expenses are budgeted  at
     1.5 percent of total gross revenue.

                  Funds Required and Their Use

The Company is seeking capital infusion in the amount of $500,000.

The Company will use the funds for the following:

  * Design and development of the Toolbox and Website;

  * Design and development of a sales and marketing campaign, including production and distribution of the Infomercial;

  * Operating capital for the development and operations of the Company; and

  * Expansion of the Company into the regional marketplaces.

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

                        Subsequent Events

Pursuant to a Share Exchange Agreement (the "Agreement") effective April 20, 2001, Kenroy Communications Corp., a Nevada corporation (the "Company"), acquired one hundred percent (100%) of all the outstanding shares of common stock ("Common Stock") of eHomeOne.com, Inc., a Florida corporation ("eHomeOne"), for a total of 10,000,000 shares.

The Agreement was approved by the unanimous consent of the Board of Directors of Kenroy and the shareholders of eHomeOne on March
1, 2001.

On April 24, 2001, Kenroy changed its name to eHomeOne.com, Inc. As of the effective date, eHomeOne's officers and directors became the officers and directors of Kenroy. As of the Effective Date, Mr. Ken Royceton resigned as the sole officer and director of Kenroy. No subsequent changes in the officers, directors and five percent shareholders of the Company are presently known.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1 Share Exchange Agreement (incorporated by referenced to exhibit 2.1 on the Form 8-K, filed with the Securities and Exchange Commission on April 25, 2001)

3 Articles of Share Exchange (incorporated by reference to the exhibit 3.1 on the Form 8-K, filed with the Securities and Exchange Commission on April 25, 2001)

3.1  The   exhibit  consisting  of  the  Company's  Articles   of
     Incorporation is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July 24, 2000. This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:

On  April  25, 2001, the Company filed a Form 8-K disclosing  the
terms  of  the  Share  Exchange  Agreement  between  itself   and
eHomeone.com, Inc. (Florida)

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           eHomeOne.com, Inc.



                           By: /s/ Robert Blair
                              Robert Blair, President



                           By: /s/ Kerry Lucas
                              Kerry Lucas, CFO



                           Date:  May 17, 2001