Form 10QSB
period 2001-06-30
EHOMEONE COM INC
filed 2001-09-14
CIK 1080772

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
Commission File No. 000-31131






                       EHOMEONE.COM, INC.
     (Exact name of registrant as specified in its charter)







Nevada                                            88-0421459
(State of organization) (I.R.S. Employer Identification No.)

421 E. Central Blvd., #1314, Orlando, FL 32801
(Address of principal executive offices)

Registrant's telephone number, including area code 407-246-0640

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 11,668,017 shares of common stock outstanding as of September 12, 2001.

                 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The unaudited financial statements for the period ending June 30, 2001.
                       EHOMEONE.COM, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          JUNE 30, 2001

Assets
Current Assets                                                      $      98
  Cash and cash equivalents

Property and Equipment, net of accumulated depreciation             $   6,666
of $3,334

Production Costs                                                       21,179

Other Assets                                                            1,210
                                                                  -----------
    Total Assets                                                    $  29,153
                                                                  ===========
Liabilities and Stockholder's Deficit
Current Liabilities
  Accounts Payable                                                  $   7,560
  Accounts Payable - note interest                                     18,678
  Accrued Expenses                                                      1,871
  Advances Payable - shareholder                                        2,750
  Notes Payable                                                       255,750
                                                                  -----------
    Total Liabilities                                               $ 286,609
                                                                  -----------
Stockholders' Deficit
Common Stock, par value $0.001,
  50,000,000 shares authorized
  11,568,017 shares issues and outstanding                           $ 11,568

Additional Paid in Capital                                            226,032

Deficit accumulated during development stage                        (495,056)
                                                                  -----------
     Total Stockholders' Deficit                                    (257,456)
                                                                  -----------
    Total Liabilities and Stockholders' Deficit                    $   29,153
                                                                  ===========

The accompanying notes are an integral part of these financial statements.

                               EHOMEONE.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                           June 6, 2000
                                         January 1, 2001   April 1, 2001   June 6, 2000     (Inception)
                                           to June 30,     to June 30,      to June 30,     to June 30,
                                              2001           2001            2000            2001

Revenue                                       $     2,695     $     2,695    $         -     $     3,550
                                             ------------   -------------  -------------   -------------

Marketing, General and                            296,139         226,084          3,125         461,920
Administrative
Depreciation Expense                                1,667             834              -           3,334
                                             ------------   -------------  -------------   -------------

Total Operating Expenses                          297,806         226,918          3,125         465,254
                                             ------------   -------------  -------------   -------------
Loss from Operations before Other
 Income (expense) and Income Taxes              (295,111)       (224,223)        (3,125)       (461,704)

Interest Income                                        65              18              -             337
Interest Expense                                 (11,612)         (6,548)              -        (33,689)
                                             ------------   -------------  -------------   -------------

Loss before Income Taxes                        (306,658)       (230,753)        (3,125)       (495,056)
Income Tax Expense                                      -               -              -               -
                                             ------------   -------------  -------------   -------------

Net Loss                                      $ (306,658)     $ (230,753)    $   (3,125)     $ (495,056)
                                             ============   =============  =============   =============

Net Loss per share (basic and diluted)        $    (0.03)     $    (0.02)    $         -     $    (0.06)
                                             ------------   -------------  -------------   -------------

Weighted Average Shares Outstanding            10,448,005     11,568,017       3,636,364       8,355,134
                                             ------------  -------------   -------------   -------------

The accompanying notes are an integral part of these financial statements.



                               EHOMEONE.COM, INC.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                  JUNE 30, 2001

                                                                                       Deficit
                                                                                     Accumulated
                                                                      Additional       During
                                               Common Stock          Paid-In         Development
                                            Shares       Amount       Capital          Stage           Total

Balance - June 6, 2000                              -   $       -     $      -       $         -   $         -

Issuance of Shares, June 13, 2000           3,636,364   $   3,636     $  8,864       $         -   $    12,500

Transfer of Shares by
 Shareholder, June 13, 2000                         -   $       -     $    625       $         -   $       625

Net Loss                                            -   $       -     $      -       $ (188,398)   $ (188,398)
                                         ------------  ----------   ----------       -----------  ------------

Balance December 31, 2000                   3,636,364   $   3,636     $  9,489       $ (188,398)   $ (175,273)

Issuance of Shares in
 Settlement of Accrued Expense              5,454,546   $   5,455     $ 13,295       $         -   $    18,750

Issuance of Shares for Services               909,090   $     909     $  2,216       $         -   $     3,125

Acquisition of Public Shell                   220,000   $     220     $  (220)       $         -   $         -

Issuance of Shares for Compensation         1,300,000       1,300      128,700                 -       130,000

Issuance of Shares in
 Settlement of Accounts Payable                48,017   $      48     $ 72,552       $         -   $    72,600

Net Loss                                            -   $       -     $      -       $ (306,658)   $ (306,658)
                                         ------------  ----------   ----------      ------------  ------------
Balance - June 30, 2001                    11,568,017   $  11,568     $226,032       $ (495,056)   $ (257,456)
                                         ============  ==========   ==========      ============  ============

The accompanying notes are an integral part of these financial statements.

                               EHOMEONE.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     June 6, 2000
                                                January 1, 2001    June 6, 2000      (Inception)
                                                  to June 30,       to June 30,      to June 30,
                                                     2001              2000             2001

Cash Flows from Operating Activities

  Net Loss                                          $ (306,658)         $(3,125)       $(495,056)

  Depreciation                                            1,667                -            3,334

  Expenses paid by Stockholder                                -              625              625

  Stock based Compensation                              130,000                           130,000

  Stock issued for Services                               3,125            2,500            5,625

  Increase in Other Assets                                    -                -          (1,210)

  Increase in Payables / Accrued Expenses                46,997                -          119,459
                                                   ------------      -----------      -----------
Net Cash Flows from Operating Activities            $ (124,869)         $      -       $(237,223)
                                                   ------------      -----------      -----------
Cash Flows from Investing Activities

  Production Costs                                      (9,725)                -         (21,179)
                                                   ------------      -----------      -----------

Cash Flows from Financing Activities

  Shareholder Advances                                        -                -            2,750

  Proceeds from Notes Payable                            87,500                -          255,750
                                                   ------------      -----------      -----------
Net Cash Flows from Financing Activities            $    87,500        $       -       $  258,500
                                                   ------------      -----------      -----------
(Decrease) Increase in Cash and Cash                $  (47,094)        $       -       $       98
Equivalents

Cash and Cash Equivalents - January 1, 2001         $    47,192        $       -       $        -
                                                   ------------      -----------      -----------
Cash and Cash Equivalents - June 30, 2001            $       98        $       -       $       98
                                                   ============      ===========      ===========

The accompaning notes are an integral part of these financial statements.


                       EHOMEONE.COM, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2001

NOTE 1

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature of Operations

EhomeOne.com, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Florida on June 6, 2000. The Company conducts its operations from offices located in Orlando, Florida.

The Company intends to offer comprehensive education and services necessary for the first time homebuyer to purchase a home successfully and economically. The Company will offer a unique "Let us do it for you." A format which allows the Company to direct and control the process. The intent is to create a relationship with the targeted segment so that the Company can benefit from the various affiliations and ongoing relationships that will be developed. Such affiliations and relationships will include, but not limited to, mortgages, appraisals, home inspections, real estate office and home furnishings.

The Company's program will be marketed through an integrated direct response consisting of a professionally produced 30-minute television infomercial, a state of the art e-commerce Internet website and a Home Buyer and Personal Service Workshop. The infomercial will provide the opportunity for the viewer to purchase the "First Time Homebuyers Toolbox" containing a variety of components to facilitate the purchase of the home.

Effective April 20, 2001, the stockholders of EhomeOne.com, Inc. acquired 10,000,000 shares (97.8%) of the issued and outstanding common stock of KenRoy Communications Corp, Inc., a Nevada Corporation ("KenRoy") in exchange for all of their shares of EhomeOne.com, Inc. Currently the Company has 50,000,000 common shares authorized, with 11,668,017 shares of common stock issued and outstanding. There are currently approximately 70 shareholders in the Company. As a result of the transaction, the Company's former shareholders obtained control of KenRoy Communications Corp, Inc., a blank-check corporation with no operations. For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principals pursuant to regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the company's financial statements and related notes as filed with form 8K for the initial period June 6, 2000 to December 31, 2000. In the opinion of the management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation for the interim periods presented. The results of operation for the six months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                       EHOMEONE.COM, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2001

NOTE 1

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Stock-Based Compensation

The Company has adopted the intrinsic method of accounting for stock-based compensation in accordance with accounting principals board opinion ("APB") No. 25, "Accounting for stock issued to employees" and related interpretations. The Company has adopted only the disclosure provisions of SFAS No. 123 "Stock based compensation" for equity instruments issued to employees. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees.

1.3 million shares of restricted common stock were issued to several key employees of the Company after the acquisition of KenRoy. These shares have been valued at $130,000 in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and Equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally three years.

Maintenance and repairs are charges to expense as incurred.

Concentration of Credit Risk

The Company places its' cash in what it believes to be credit worthy financial institutions. However, cash balances may exceed
FDIC insured levels at various times during the year.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, interest payable and accrued expenses, and advances payable approximates fair value due to the relatively short maturity of these instruments. The carrying value of notes payable approximates fair value as the instruments were issued currently at market rates.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less the cost to sell.


                       EHOMEONE.COM, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2001

NOTE 1

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS NO. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have anti-dilutive effects on earnings. As of June 30, 2001, the Company has no securities that would effect loss per share if they were to be dilutive.

Comprehensive Income

SFAS NO. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its' components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Production Costs

Production costs represent costs incurred in connection with the Company's infomercial as well as the development of the Company's website. When completed, the cost of the infomercial and the website will be amortized over their expected economic lives.

Corporate Reorganization and Reverse Merger

On March 12, 2001, KenRoy and the Company executed a Share Exchange Agreement (the "Agreement") that provided that KenRoy would issue and exchange 10,000,000 shares of its authorized common stock for all of the Company's 2,750 issued and outstanding shares. As a result of this transaction the former shareholders of EhomeOne.com, Inc. acquired or exercised control over a majority (97.8%) of the outstanding shares of KenRoy. Accordingly, the transaction has been treated for accounting purposes as a re-capitalization of the Company and, therefore, these financial statements represent a continuation of the accounting acquirer, the Company, not KenRoy, the legal acquirer. In accounting for this transaction:

  i) The Company is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

  ii) Control of the net assets and business of KenRoy was acquired effective April 20, 2001 (the "Effective Date"). The Company has accounted for this transaction as a purchase of the assets and liabilities of KenRoy. At the effective date KenRoy had no assets or liabilities.


                       EHOMEONE.COM, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2001

NOTE 1

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)

Corporate Reorganization and Reverse Merger
(continued)

  iii) The consolidated statements of operations and cash flows include the Company's results of operations and cash flows from June 6, 2000 (date of inception) and KenRoy's results of operations from the Effective Date.

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

Furniture, Fixtures and Equipment            $ 10,000
Less: Accumulated Depreciation                  3,334
                                           ----------
                                             $  6,666
                                           ==========

Depreciation expense for the period ended June 30, 2001 was $1,667.

NOTE 3

NOTES PAYABLE

The Company has been advanced funds aggregating $255, 750 pursuant to a loan agreement with Interfund Management Ltd. ("IML") dated August 25, 2000. The advances bear interest at the rate of 12% per year and are repayable upon demand. The advances are secured by all of the tangible assets of the Company, and by all of the outstanding stock of the Company.

IML was the firm that assisted the Company in locating KenRoy, a suitable publicly traded company. IML is also assisting the Company in facilitating an equity private placement for working capital through the sale of restricted common stock.

As consideration for providing funds pursuant to this loan agreement, the Company issued IML 1,500 shares of the outstanding common stock. These shares represented 60% of the Company's outstanding common stock shares at the time in which it entered the agreement.



                       EHOMEONE.COM, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2001

NOTE 4

NON-CASH FINANCIAL ACTIVITIES

     * 250 shares of the Company's common stock valued at $3,125 were issued to Harlaxton, LTD prior to the acquisition of KenRoy for services rendered and in order to secure a management contract.

     * 48,017 shares of the Company's common stock valued at $72,600 were issued to Dynetech Corporation after the acquisition of KenRoy in order to settle accounts payable.

NOTE 5

RELATED PARTY TRANSACTIONS

The Company had entered into an amended agreement with Dynetech Corporation, a stockholder, through which the stockholder provided management and office space to the Company. The term of the amended agreement was one year which commenced August 1, 2000 and was subsequently cancelled as of March 31, 2001. The prior agreement commenced June 13, 2000.

The agreement provided for a monthly management fee of 5% of the Company's gross monthly revenues, with a minimum of $5,000 per month and a maximum of $15,000 per month. Management fees pursuant to this agreement included in the previous year-end's (December 31, 2000) statement of operations totaled $32,500. The total Management fees pursuant to this agreement included in the current statement of operations total $15,000.

This agreement also provided for a monthly rental of $2,600 per month (previously $4,600 per month). Total rent expense recorded in the previous year-end's (December 31, 2000) statement of operations totaled $17,300. Total rent expense included in the current statement of operations total $7,800.

The entire debt of $72,600 was settled after the acquisition of KenRoy for a total of 48,017 shares of common stock.

NOTE 6

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2001 the Company has incurred operating losses for the period in the amount of $306,658, has no established source of revenue and has a working capital deficit of $286,511. The Company has performed a reverse merger with a publicly traded company. However, this company was non-operational and had no assets or liabilities. The Company expects to begin generating revenue towards the later part of 2001 and also anticipates raising funds through equity offerings to fund its operations. There can be no assurances that sufficient funds will be available on terms acceptable or at all. If the Company is unable to obtain such funds, it will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operations.

ITEM 2.     MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

These  statements  are forward-looking in nature  and  involve  a number of risks and uncertainties. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", "could", "may", "will", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

                        Plan of Operation

eHomeOne   is  a  team  of  real  estate  and  mortgage   banking
professionals who intend to offer comprehensive real estate education and services necessary for the first time homebuyer to purchase a home successfully and economically. Accordingly, the Company has developed the First Time Homebuyers Toolbox, a package filled with information, programs and tips that put home ownership in reach of virtually every working American. The centerpiece of the Tool Box is the Zero Down Payment Program. The Company also teaches potential homeowners how to make their way through the process of property buying, using our highly successful Real Estate Advantage System. This system is applicable to real estate investors as well. The Company intends to create a relationship with the target segment so that the Company can benefit from the various affiliations and ongoing relationships that will be developed. Such affiliations and relationships will include, but not be limited to, mortgages, appraisals, home inspections, real estate offices and home furnishings.

Strategic Partners

Through an Executive Services Agreement and an amended Agreement, the Company has engaged Dynetech Corporation to provide office space as well as executive and consultation services as follows:

               Targeted strategic development;
               Sales and marketing;
               Efficient and comprehensive operations;
               Financial and managerial support;
               Enterprise funding;
               Product development and enhancement; and
               E-Commerce applications and solutions

As consideration for the above services, the Company will pay Dynetech a monthly management fee of 5% of the Company's gross monthly revenue, with a minimum of $5,000 per month and a maximum of $15,000 per month. Management fees pursuant to this agreement included in the statement of operations totaled $32,500. The agreement also provides for a monthly rental of $2,600 per month (previously $4,600 per month). Total rent expense recorded in the statement of operations is $17,300. The Company is also obligated to obtain and maintain insurance to protect the Company and Dynetech. The Company is also required to maintain responsibility for its day to day operations, including but not limited to, its personnel, payment of all liabilities and obligations incurred.

Dynetech  is  providing  the  Company  with  infrastructure   and
operational services supporting incubation and acceleration of the Company. Those services reduce the overall cost and overhead associated with operation of the Company.

A. Infrastructure: The operational infrastructure of Dynetech is already established and operating from a 17,900 square foot facility located in Orlando, Florida. The office infrastructure is already in place and both sufficient and adequate to handle the needs of an operating company of up to 130 employees and $30 million in annual revenues without any additional infrastructure investment. The facility houses state of the art Computer hardware and software configurations, including, Vignette Story Server, a web- based design program, the Great Plains accounting system and iMIS, a full institutional memory software system.

B. Human Resources: Dynetech has an established and experienced executive, senior management and middle management staff already in place.

C. Sales and Marketing: Dynetech through its direct marketing, seminar and training programs has a prospect database of 500,000 individuals and a buyer database of 50,000 individuals and companies, all of whom represent a critical component of the marketing strategy.

The presence of this corporate intellectual capital provides major advantages to what is otherwise a start-up:

* The Company need not spend time on administrative or operational infrastructure;

*      The   Company  already  has  a  financial   and   on-going
relationship with a strong prospect and buyer community;

* The Executive, Managerial and Human Resources are already in place;

* The Company will begin with a substantial database of prospective customers;

* The Company has already developed a state of the art industry Website;

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

2.   Financial Projections

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

On August 25, 2000, the Company entered into a Loan Agreement with Interfund Management Ltd. Under the terms of the Agreement, Interfund loaned $100,000 to the Company as a negotiable promissory note. The note shall provide for simple interest at the lessor of 1% per month, or the maximum allowed under the laws of the State of California. The principal of the note plus all accrued interest shall be due and payable upon demand. The loan was secured by a UCC-1 filing by the Company in favor of Interfund, which encumbered all tangible and intangible assets of eHomeOne. The loan was secured by 100% of the outstanding stock of the Company.

On September 27, 2000, the Company entered into a Letter of Understanding with HotSocket in which HotSocket will implement a web-based marketing campaign focused on gathering consumers that wish to accept the program for a trial offer ("Initial Campaign"). HotSocket will also design, build and host "offer" web pages on behalf of the Company. In consideration for the aforementioned terms, the HotSocket will be paid a transaction fee of $30 every time a consumer completes all the information on an offer page and accepts the trial offer and pays the $3.95 shipping and handling charge. In addition, the Company will pay HotSocket $45.00 for each trial member who is converted to a fully paid customer. The slotting fee for the Initial Campaign will be $7,500. In order to implement the Initial Campaign, the Company has granted HotSocket a non-exclusive licent to reproduce and display any content provided to HotSocket.

On November 22, 2000, the Company entered into a letter agreement with Globe Home Warranty in which Globe Home Warranty will provide a home warranty for a cost to the Company of $200.00 per warranty. The Company will continue to develop joint marketing materials, subject to the approval of both parties, which will list eHomeOne in such materials as a sponsor of, or from whom the warranty is being provided.

On November 13, 2000, the Company entered into a Wholesale Independent Contractor Agreement, in which the Company will act as the Independent Contractor and promote and market the opportunity to provide to retail sellers the Equity Savings Program for their retail clients.

On November 14, 2000, the Company entered into another Independent Contractor Agreement with Economic Advantages Corporation. The Company will act as the Independent Contractor, promoting and marketing the Equity Savings Program of Economic Advantages Corporation.

On November 15, 2000, the Company entered into an Agreement with Edge Solutions, Inc., a debt arbitration specialist who has devised a program to assist customers in reducing or eliminating their debt. Edge Solutions has agreed to include their program to reduce or eliminate debt in the Company's Toolbox. Both companies have also agreed to provide to each other leads captured by each company and which would be deemed as a qualified lead, based upon criteria provided to each other, for each other's products and services. As consideration, Edge shall receive 8% of any all fees and monies generated from a lead provided by Edge. eHomeOne will receive 20% of the first two payments received for every lead which enrolls in or becomes involved with Edge Solutions.

On December 7, 2000, the Company entered into a Product Representative Agreement with Time & Money, L.L.C. Through this agreement, eHomeOne will be engaged by Time & Money to sell and promote their products, through direct marketing, telemarketing, and coaching. The products consist of Money Mastery, in which the Company is purchasing their base product, which consists of books and tapes on money management for $10 per unit. Under the agreement, the Company can also offer people who receive the Money Mastery product additional product and coaching packages, which will be fulfilled by Money Mastery. The Company will receive 50% of the sales price.

On March 21, 2001, the Company entered into a letter agreement with The Great American Flooring Show, which has agreed to supply carpet at $4.50 per yard, to be available at the Carpets Plus stores throughout the United States. The carpet will be FHA approved and will be available in a minimum of six colors. This carpeting will be available to the purchasers of the Company's Toolbox.

                           Competition

The Company has researched and reviewed competitors in the Company's two business arenas. Competition on the Internet and Television is strong throughout the financial services industry, but not a single company offers a thorough real estate educational and service-based program geared towards the first time homebuyer.

                            Employees

Currently, the Company has four full-time employees and engages independent contractors on an as needed basis.

                      Current Developments

Pursuant to a Share Exchange Agreement effective April 20, 2001, Kenroy Communications Corp., a Nevada corporation, acquired one hundred percent (100%) of all the outstanding shares of common stock of eHomeOne.com, Inc., a Florida corporation, for a total of 10,000,000 shares.

On April 1, 2001, eHomeOne (Florida) accepted the resignations of Fred Rewey and Laurence Pino as members of the board of directors, effective immediately. However, they continued to act in that capacity until such a time that the Company could effect the exchange agreement.

On  April 24, 2001, Kenroy changed its name to eHomeOne.com, Inc.
and  changed  its principal executive offices to  255  S.  Orange
Ave., #600, Orlando, FL 32801.

On April 30, 2001, the Company issued 500,000 shares of its common stock to Keith Collins, its current Vice-President, Secretary and Director pursuant to the terms of an employment agreement entered into on April 19, 2001.

On April 19, 2001 and May 3, 2001, the Company entered into an employment agreement with Gerard Kessler and Robert Blair, respectively by which Gerard Kessler would receive 50,000 shares of the Company's common stock and Robert Blair would receive 750,000 shares of the Company's common stock.

On  May 28, 2001, the Company accepted the resignation of Douglas
Shane Hackett as a member of the board of directors, effective immediately.

                        Subsequent Events

Subsequent to period ended June 30, 2001, the Company once again changed its principal executive offices to 421 E. Central Blvd., #1314, Orlando, FL 32801.

                   PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 30, 2001, the Company issued 500,000 shares of its common stock to Keith Collins, its current Vice-President, Secretary and Director pursuant to the terms of an employment agreement entered into on April 19, 2001.

On April 19, 2001 and May 3, 2001, the Company entered into an employment agreement with Gerard Kessler and Robert Blair, respectively by which Gerard Kessler would receive 50,000 shares of the Company's common stock and Robert Blair would receive 750,000 shares of the Company's common stock.

On July 6, 2001, the Company issued 100,000 shares of its common stock to Communication Connection, Inc. pursuant to the terms of a consulting agreement entered into on March 1, 2001.

On July 6, 2001, the Company issued 48,017 shares of its common stock to Dynetech Corporation pursuant to the terms of an agreement entered into in April 2001, which references the Infrastructure Agreement entered into on August 22, 2000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5.     OTHER INFORMATION

On July 12, 2001, the Company appointed Rick Previdi as its Chief
Financial Officer.

      Disclosure Statement Regarding Changes In Accountants

The Company's principal accountant, David Coffey, C.P.A., was dismissed as of August 17, 2001. The principal accountant's report on the financial statements for the two most recent fiscal years was modified as to uncertainty that the Company will continue as a going concern. The decision to change accountants was approved by the board of directors.

There were no disagreements during the registrant's two most recent fiscal years and the subsequent interim period through August 17, 2001 (date of dismissal) with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused it to make reference to the subject matter of the disagreement(s) in connection with this report.

A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Merdinger, Fruchter, Rosen & Corso, P.C. and was engaged as of January, 2001. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue.

The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The Company has requested the former accountant to furnish a letter addressed to the Commission stating that it agrees with the statements made by the Company. The Company has filed the letter as an exhibit to this registration statement containing this disclosure.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS     DESCRIPTION

3.1         The  exhibit consisting of the Company's Articles  of
            Incorporation is attached to the Company's  Form  10-
            SB,   filed  on  July  24,  2000.  This  exhibit   is
            incorporated by reference to that Form.

3.2 The exhibit consisting of the Company's Bylaws is attached to the Company's Form 10-SB, filed on July
            24, 2000. This exhibit is incorporated by reference to that Form.

10.1        Employment Agreement with Robert Blair

10.2        Employment Agreement with Keith Collins

10.3        Employment Agreement with Gerard Kessler

10.4        Agreement with Dynetech Corporation

10.5        Consulting  Agreement with Communication  Connection,
            Inc.

16          Letter on change in certifying accountants

Reports on Form 8-K:

On  April 25, 2001, the Company filed a current report on Form 8-
K, stating its acquisition of and name change to eHomeOne.com, Inc.

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



                           By: /s/ Robert Blair
                              Robert Blair, President



                           By: /s/ Rick Previdi
                              Rick Previdi, CFO



                           Date: September 14, 2001