Form 10QSB
period 2001-09-30
EHOMEONE COM INC
filed 2002-01-18
CIK 1080772

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
Commission File No. 000-31131






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

There are 11,668,017 shares of common stock outstanding as of January 16, 2002.
                 PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS




                        EHOMEONE.COM,INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                       SEPTEMBER 30. 2001
                           (Unaudited)

ASSETS
Current Assets
  Cash and cash equivalents                                  $  2,110
Property and Equipment, net of accumulated depreciation         5,832
of $4,168

Production Costs                                               22,461


Other Assets                                                    1,210
                                                             --------
      Total Assets                                           $ 31,613
                                                             ========
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
 Accounts Payable.                                           $ 13,268
 Accounts Payable-Note Interest                                27,431
 Accrued Expenses                                               1,871
 Advanced Payable-Shareholder                                  14,200
 Notes Payable                                                302,850
                                                             --------
      Total Liabilities                                       359,620
                                                             --------
STOCKHOLDER'S DEFICTT
Common Stock.  Par Value .001
 50,000.00 shares authorized
 11,568,017 shares issues and outstanding                      11,568
Additional Paid In Capital                                    226,032
Deficit accumulated during development stage                (565,607)
                                                            ---------
  Total Stockholder's Deficit                               (328,007)
                                                            ---------
Total liabilities and Stockholder's Deficit                  $ 31,613
                                                            =========


The accompanying notes are an integral part of these Financial
Statements.

                         EHOMEONE.COM, INC.
                      (A Development Stage Company)
                      STATEMENT OF OPERATIONS
                          (UNAUDITED)

                                                                                               6-6-2000
                                      1-1-2001 to   7-1-2001 to   6-1-2000 to    7-1-2000     (inception)
                                       9-30-2001     9-30-2001     9-30-2000    9-30-2000to  to 9-30-2001

Revenue                                     2,695              0           360          360          3,550
                                       ----------     ----------    ----------   ----------     ----------
Marketing, General and                    357,158         61,019        12,606        9,481        522,938
Administrative
Depreciation Expense                        2,501            834             0            0          4,168
                                       ----------     ----------    ----------   ----------     ----------
Total Operating Expenses                  359,659         61,853        12,606        9,481        527,106
                                       ----------     ----------    ----------   ----------     ----------
Loss from Operations before Other
Income
(Expense) and Income Taxes              (356,964)       (61,853)      (12,246)      (9,121)      (523,556)
Interest Income                               119             54             0            0            391
Interest Expense                         (20,365)        (8,753)             0            0       (42,442)
                                       ----------     ----------    ----------   ----------     ----------
Loss before Income Taxes                (377,210)       (70,552)      (12,246)      (9,121)      (565,607)
Income Tax Expense                              0              0             0
                                       ----------     ----------    ----------   ----------     ----------
Net Loss                                (377,210)       (70,552)      (12,246)      (9,121)      (565,607)
                                       ==========     ==========    ==========   ==========     ==========
Net Loss Per share(basic and
diluted)                                    (.05)          (.01)            --           --          (.09)
                                       ----------     ----------    ----------   ----------     ----------
Weighed Average Shares Outstanding      8,032,168     11,568,017     3,636,364    3,636,364      6,273,846
                                       ----------     ----------    ----------   ----------     ----------

      The accompanying notes are an integral Part of these Financial Statements



                      EHOMEONE.COM, INC.
                 (A Development Stage Company)
               STATEMENT OF STOCKHOLDER'S DEFICIT
                      SEPTEMBER 30. 2001

                                                                                       Deficit
                                                                                       Accumulated
                                                                          Additional   During
                                                                          Paid-In      Development
                                                     Common Stock         Capital      Stage        Total
                                                      ----------          ---------    ---------    ----------
                                                 Shares        Amount

Balance - June 6. 2000

Issuance of Shares. June 13. 2000               3,636,364          3,636         8,864                   12,500
Transfer of Shares by Shareholder, June 13,                                        625                      625
2000
Net loss                                                                                  (188,398)   (188,398)
                                               ----------     ----------    ----------   ----------  ----------
December 31, 2000                               3,636,364          3,636         9,489    (188,398)   (175,273)

Issuance of Shares in Settlement of Accrued     5,454,546          5,455        13,295                   18,750
Expenses
Issuance of Shares for Services                   909,090            909         2,216                    3,125
Acquisition of Public Shell                       220,000            220         (220)
Issuance of Shares of service                   1,300,000          1,300       128,700                  130,000
Issuance of Shares in Settlement of Accounts
Payable                                            48,017             48        72,552                   72,600
Net Loss                                                                                  (377,209)   (377,209)
                                               ----------     ----------    ----------   ----------  ----------
Balance - September 30. 2001 (Unaudited)       11,568,017         11,568       226,032    (565,607)   (328,007)
                                               ==========     ==========    ==========   ==========  ==========

The accompanying notes are an integral part of these Financial Statements



                                EHOMEONE.COM, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                        January 1.     June 6, 2000   June 6,
                                        2001 to        to             2000(Inception)
                                        September      September 30,  September 30,
                                        30. 2001       2000           2001

Cash Flows from Operating Activities

 Net Loss                                  (377,209)         (12,246)       (565,608)

 Depreciation                                  2,501                            4,168

 Expenses paid by Stockholder                                    625              625

 Stock Based compensation                    130,000                          130,000

 Stock issued for Services                     3,125            2,500           5,625

 Increase in Other Assets                                       (550)         (1,210)

Increase in Payables/Accrued Expenses         61,458            7,755         133,920
                                          ----------       ----------      ----------
Net Cash Flows from Operating
Activities                                 (180,125)          (1,916)       (292,480)
                                          ----------       ----------      ----------
Cash Flow from Investing Activities

 Production Costs                           (11,007)          (1,700)        (22,460)
                                          ----------       ----------      ----------
Cash Flow from Financing Activities

 Shareholder Advances                         11,450                0          14,200

 Proceeds from Notes Payable                 134,600           25,000         302,850
                                          ----------       ----------      ----------
Net Cash Flows from Financing                146,050           25,000         317,050
Activities
                                          ----------       ----------      ----------
(Decrease)Increase Cash/Cash
Equivalents                                 (45,082)                0           2,110

Cash and Cash Equivalents January 1,
2001                                          47,192                0
                                          ----------       ----------      ----------
Cash/Cash Equivalents - September 30,
2001                                           2,110           21,384           2,110
                                          ==========       ==========      ==========

      The accompanying notes are an integral part of these Financial Statements





                             EHOMEONE.COM INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001

        NOTE I

        DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

        Nature of Operations

        Ehomeone.com, Inc, (the"Company") is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Florida on June 6, 2000. The Company conducts its operations from offices located in Orlando, Florida.

        The Company intends to offer comprehensive education and services necessary for the first time homebuyer to purchase a home successfully and economically, The Company will offer a unique "Let us do it for you" format which allows the Company to direct and control the process. The intent is to create a relationship with the targeted segment so that the Company can benefit from the various affiliations and ongoing relationships that will be developed. Such affiliations and relationships will include, but not be limited to, mortgages, appraisals, home inspections, real estate office and home furnishings.

        The Company's program will be marketed through an integrated direct response consisting of a professionally produced 30-minute television infomercial, a state of the art e-commerce Internet website and a Home Buyer and Personal Service Workshop, The infomercial will provide the opportunity for the viewer to purchase the "First Time Homebuyers Toolbox" containing a variety of components to facilitate the purchase of the home,

        Effective April 20, 2001, the stockholders of Ehomeone.com. Inc. acquired 10,000,000 shares (97.8%) of the issued and outstanding common stock of KenRoy Communications Corp, Inc., a Nevada Corporation ("KenRoy") in exchange for all of their shares of EhomeOne.com, Inc. Currently the Company has 50,000,000 common shares authorized, with 11,568,017 shares of common stock issued and outstanding. There are currently approximately 70 shareholders in the Company. As a result of the transaction, the Company's former shareholders obtained control of KenRoy Communications Corp, Inc., a blank-check corporation with no operations, For accounting purposes, this acquisition has been treated as a re-capitalization of the Company. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

        Interim Financial Information

        The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principals pursuant to regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the company's financial statements and related notes as filed with form 8K for the initial period June 6, 2000 to December 31, 2000. In the opinion of the management, the interim financial statements reflect all adjustments including normal recurring adjustments, necessary for fair presentation for the interim periods presented, The results of operation for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.



                            EHOMEONE.COM, INC.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                            September 30, 2001

NOTE I

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 (Continued)

Stock-Based Compensation

The Company has adopted the intrinsic method of accounting for stock-based compensation in accordance with Accounting Principals Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted only the disclosure provisions of SFAS No. 123 "Stock-Based Compensation" for equity instruments issued to employees. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees,

1.3 million shares of restricted common stock were issued to several key employees of the Company after the acquisition of KenRoy. These shares have been valued at $130,000 in the financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and Equipment stated at cost and are depreciated using the straight-line method over their estimated useful lives, generally three years.

Maintenance and repairs are charges to expense as incurred.

Concentration of Credit Risk

The Company places its' cash in what it believes to be credit worthy financial institutions, However, cash balances may exceed FDIC insured levels at various times during the year.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable, interest payable and accrued expenses, and advances payable approximates fair value due to the relatively short maturity of these instruments. The carrying value of notes payable approximates fair value as the instruments were issued currently at market rates.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future not cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed are reported at the lower of the carrying amount or fair value less the cost to sell.



                           EHOMEONE.COM, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001

NOTE I

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes", Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding shares during the period. DEPS gives effect to a dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have anti-dilutive effects on earnings. As of September 30, 2001, the Company has no securities that would effect loss per share if they were to be dilutive.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Production Costs

Production costs represent costs incurred in connection with the Company's infomercial as well as the development of the Company's website. When completed, the cost of the infomercial and the website will be amortized over their expected economic lives.

Corporate Reorganization and Reverse Merger

On March 12,2001, KenRoy and the Company executed a Share Exchange Agreement (the "Agreement") that provided that KenRoy would issue and exchange 10,000,000 shares of its authorized common stock for all of the Company's 2,750 issued and outstanding shares. As a result of this transaction the former shareholders of EhomeOne.com, Inc. acquired or exercised control over a majority (97.8%) of the outstanding shares of KenRoy. Accordingly, the transaction has been treated for accounting purposes as a re-capitalization of the Company and, therefore, these financial statements represent a continuation of the accounting acquirer, the Company, not KenRoy, the legal acquirer. In accounting for this transaction:

   i) The Company is deemed to be the purchaser and surviving company for accounting purposes,
        Accordingly, its net assets are included in the balance sheet at their historical book values.

   ii) Control of the net assets and business of KenRoy was acquired effective April 20, 2001 (the "Effective Date"). The Company has accounted for this transaction as a purchase of the assets and liabilities of KenRoy. At the effective date KenRoy had no assets or liabilities.



                           EHOMEONE.COM, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                           September 30, 2001

NOTE I

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Corporate Reorganization and Reverse Merger
(Continued

  iii)The consolidated statements of operations and cash flows include the Company's results of operations and cash flows, from June 6, 2000 (date of inception) and KenRoy's results of operations from the Effective Date.

NOTE 2

PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

     Furniture Fixtures and Equipment               10,000
     Less: Accumulated Depreciation                  4,168
                                                   -------
                                                     5,832
                                                   =======

Depreciation expense for the period ended September 30, 2001 was $2,501.

NOTE 3

NOTES PAYABLE

The Company has been advanced funds aggregating $ 302,850 pursuant to a loan agreement with Interfund Management Ltd. ("IML") dated August 25, 2000. The advances bear interest at the rate of 12% per year and are repayable upon demand. The advances are secured by all of the tangible assets of the Company, and by all of the outstanding stock of the Company.

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

                      EHOMEONE.COM, INC.
                    (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                        Septenber 30, 2001

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

The agreement provided for a monthly management fee of 5% of the Company's gross monthly revenues, with a minimum of $5,000 per month and a maximum of $15,000 per month, Management fees pursuant to this agreement included in the previous year end's (December 31, 2000) statement of operations totaled $32,500. The total Management fees pursuant to this agreement included in the current statement of operations total $15,000.

This agreement also provided for a monthly rental of $2,600 per month (previously $4,600 per month). Total rent expense recorded in the previous year-end's (December 31, 2000) statement of operations totaled $17,300. Total rent expense included in the current statement of operations total $7,800.

The entire debt of $72,600 was settled after the acquisition of KenRoy for a total of 48,017 shares of common stock

Robert A. Blair, shareholder, advanced the company $11,450.00 at 9% interest during the current quarter.

NOTE 6

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of September 30,2001, the Company has incurred operating losses for the period in the amount of $377,210 has no established source of revenue and has a working capital deficit of $357,510. The company performed a reverse merger with a publicly traded company. However, this company was non-operational and had no assets or liabilities, The Company expects to begin generating revenue towards the latter part of 2001 and also anticipates raising funds through equity offerings to fund its operations. There can be no assurances that sufficient funds will be available on terms acceptable or at all. If the Company is unable to obtain such funds, it will be forced to scale back operations, which would have an adverse effect on the Company's financial condition and results of operations.

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

As consideration for the above services, the Company will pay Dynetech a monthly management fee of 5% of the Company's gross monthly revenues, with a minimum of $5,000 per month and a maximum of $15,000 per month, Management fees pursuant to this agreement included in the previous year end's (December 31, 2000) statement of operations totaled $32,500. The total Management fees pursuant to this agreement included in the current statement of operations total $15,000.

This agreement also provided for a monthly rental of $2,600 per month (previously $4,600 per month). Total rent expense recorded in the previous year-end's (December 31, 2000) statement of operations totaled $17,300. Total rent expense included in the current statement of operations total $7,800.

The entire debt of $72,600 was settled after the acquisition of KenRoy for a total of 48,017 shares of common stock

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

During the period ended September 30, 2001, the Company once again changed its principal executive offices to 421 E. Central
Blvd., #1314, Orlando, FL 32801.

                   PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 6, 2001, the Company agreed to issue 100,000 shares of its common stock to Communication Connection, Inc. pursuant to the terms of a consulting agreement entered into on March 1, 2001.

On July 6, 2001, the Company issued 48,017 shares of its common stock to Dynetech Corporation pursuant to the terms of an agreement entered into in April 2001, which references the Infrastructure Agreement entered into on August 22, 2000.

During the subsequent quarter, the 100,000 shares issued to Communication Connection, Inc. will be cancelled. Therefore, the shares are not shown as issued and outstanding.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5.     OTHER INFORMATION

On July 12, 2001, the Company appointed Rick Previdi as its Chief
Financial Officer.

On December 1, 2001, the Company appointed Deborah B. Shaw as its
Chief Financial Officer to replace Rick Previdi.

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

                           By: /s/ Deborah B. Shaw
                              Deborah B. Shaw, CFO

                           Date: January 18, 2002